Form 10-Q
period 1994-03-31
ST LOUIS SOUTHWESTERN RAILWAY CO
filed 1994-05-13
CIK 86291

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   Form 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number 1-680

                     ST. LOUIS SOUTHWESTERN RAILWAY COMPANY

             (Exact name of registrant as specified in its charter)

                  Missouri                          75-6004073W
      ----------------------------------       ---------------------
        (State or other jurisdiction             (I.R.S. employer
        of organization)                         identification no.)


                           Southern Pacific Building
                                One Market Plaza
                            San Francisco, CA  94105

                        Telephone Number (415) 541-1000

  Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X    No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding
                  Class                           at April 30, 1994
- - ------------------------------------------     -----------------------

Common stock, $100 par value                       171,811 shares

                         PART I - FINANCIAL INFORMATION





        In accordance with the Registration Statement of Southern Pacific Transportation Company ("SPT") and St. Louis Southwestern Railway Company (the "Company"), File No. 33-49959, summarized financial information concerning the Company that includes the information described in Rule 1-02(aa) of Regulation S-X is included in the quarterly report on Form 10-Q of SPT for the quarterly period ended March 31, 1994.



                          PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------



       (b) During the quarter ended March 31, 1994, no reports on Form 8-K were filed by the Company.





                                   SIGNATURES



        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              ST. LOUIS SOUTHWESTERN RAILWAY
                                               COMPANY




Date:  May 13, 1994                           By:       /s/ L. C. Yarberry
                                                  ----------------------------
                                                     Vice President-Finance
                                                  [Principal Financial Officer]