Form 10-Q
period 1994-06-30
ST LOUIS SOUTHWESTERN RAILWAY CO
filed 1994-08-09
CIK 86291

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   Form 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number 1-680

                     ST. LOUIS SOUTHWESTERN RAILWAY COMPANY

             (Exact name of registrant as specified in its charter)



              Missouri                                   75-6004073W
- ------------------------------                        --------------------
State or other jurisdiction                             (I.R.S. employer
of organization)                                        identification no.


                           Southern Pacific Building
                                One Market Plaza
                            San Francisco, CA  94105

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

                                 Yes   X     No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Outstanding
                Class                                    at July 31, 1994
- ----------------------------------------              -----------------------

Common stock, $100 par value                             171,811 shares

                         PART I - FINANCIAL INFORMATION



          In accordance with the Registration Statement of Southern Pacific Transportation Company ("SPT") and St. Louis Southwestern Railway Company(the "Company"), File No. 33-49959, summarized financial information concerning the Company that includes the information described in Rule 1-02 (aa) of Regulation S-X is included in the quarterly report on Form 10-Q of SPT for the quarterly period ended June 30, 1994.



                          PART II - OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------


     (b) During the quarter ended June 30, 1994, no reports on Form 8-K were filed by the Company.



                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ST. LOUIS SOUTHWESTERN RAILWAY COMPANY




Date:   August 8, 1994        By: /s/ B.C. Kane
                                 __________________________________
                                    Controller
                                    (Principal Accounting Officer)