Form 10-Q/A
period 1994-09-30
ST LOUIS SOUTHWESTERN RAILWAY CO
filed 1995-01-05
CIK 86291

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                  Form 10-Q/A



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


                              ST. LOUIS SOUTHWESTERN RAILWAY COMPANY



Date:   November  9, 1994     By:                 /s/ B. C. Kane
                                      --------------------------------------
                                                    Controller
                                          (Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number          Exhibit
- -------         -------
27              Financial Data Schedule

- --------------------------------------------------------------------------------